Form 10-K
period 2001-12-30
SALOMON BRS MRT SEC VII INC NEW CENT HM EQ L TR SER 2001-NC1
filed 2002-03-29
CIK 1141777

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
For the transition period from _____________  to ________

Commission file Number   333-63752

  Salomon Brothers Mortgage Securities VII, Inc.
(Exact name of registrant as specified in its charter)

  Delaware                        13-3439681
(State or other jurisdiction      (I.R.S. Employer
of incorporation or organization)  Identification No.)

390 Greenwich Street
New York, New York                                           10013

(Address of Principal Executive Offices)            (Zip Code)

Registrant's telephone number, including area code:(212) 816-6000

  Securities registered pursuant to Section 12(b) of the Act
        NONE
  Securities registered pursuant to Section 12(g) of the Act

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  X - Yes         No


                                   PART I

Item 2.  Properties
  Not applicable on reliance of Relief Letters

Item 3. Legal Proceedings
     There were no legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders
     There were no matters submitted to a vote of the Security Holders.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder matters There were less than 300 participants in the DTC system holding positions in the Cede certificates.
  The following were Noteholders and Certificateholders of record as of the end of the reporting year.
  New Century Home Equity Loan Trust
  Mortgage-Backed Pass-Through Certificates:
  Series 2001-NC1 Class A         Cede & Co
  Series 2001-NC1 Class M-1       Cede & Co
  Series 2001-NC1 Class M-2       Cede & Co
  Series 2001-NC1 Class M-3       Cede & Co
  Series 2001-NC1 Class A-IO      Cede & Co
  Series 2001-NC1 Class CE        National City Bank
                                  Attn: Corporate Trust Dept
                                  629 Euclid Ave Suite 635
                                  Cleveland, Oh 44114
  Series 2001-NC1 Class P         National City Bank
                                  Attn: Corporate Trust Dept
                                  629 Euclid Ave Suite 635
                                  Cleveland, Oh 44114






































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

  (b)   Reports on Form 8-K
  The registrant has filed Current Reports on Form 8-K with the Securities and Exchange Commission dated:
  June 20, 2001; July 20, 2001; August 20, 2001;
  September 20, 2001; October 22, 2001; November 20, 2001;
  December 20, 2001;

  (c)    See (a) 3 above

  (d)    Not Applicable



                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

New Century Home Equity Loan Trust
Mortgage-Backed Pass-Through Certificates: Series 2001-NC1

  /s/  Eve Kaplan,  Vice President
     U.S. Bank National Association



Date:  March 31, 2002


                  EXHIBIT INDEX

  Exhibit Number  Description
           99.1   Annual Summary Statement
           99.2   Annual Statement of Compliance
           99.3   Report of Independent Accountants




       EXHIBIT 99.1 -- Summary of Aggregate Amounts or End of Year Amounts for the period ending December 31, 2001

  New Century Home Equity Loan Trust
  Mortgage-Backed Pass-Through Certificates: Series 2001-NC1
              Summary of Aggregate Amounts or End of Year Amounts

  Pool Balance                     $358,091,484.21
  Principal Collections             $22,146,747.23
  Realized Loss                              $0.00
  Gross Interest Collections (1)    $19,953,871.23
  Servicer Fees                        $931,970.71
  Trustee Fees                          $29,440.93

  (1) Includes prepayment premiums if applicable.

  Deliquency Information
                  Number          Stated Principal Bal
  30-59 days                  111   $14,662,450.24
  60-89 days                   27    $3,483,180.62
  90+ days                     17    $1,257,527.43
  Foreclosures                118   $16,767,413.98
  Bankruptcies                 13    $1,383,868.80
  REO Properties               11    $1,088,506.41


  Certificate     Balance         Interest         Principal

  Class A         $321,017,771.45    $6,789,600.10 $22,145,950.83
  Class M-1        $16,160,000.00      $362,480.01          $0.00
  Class M-2         $9,506,000.00      $234,773.11          $0.00
  Class M-3         $8,555,000.00      $349,329.19          $0.00
  Class A-IO       $38,024,171.00    $1,441,749.82          $0.00
  Class CE          $2,852,612.77    $7,375,242.41          $0.00
  Class P                 $100.00      $386,955.19          $0.00






















       EXHIBIT 99.2 -- Servicer's Annual Statement of Compliance
  To be supplied upon receipt by the Trustee

       EXHIBIT 99.3 -- Report of Independent Auditors
  To be supplied upon receipt by the Trustee